Form 10-Q
period 2019-09-30
SoCal Harvest, Inc.
filed 2019-11-14
CIK 1729751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 333-232156

SOCAL HARVEST, INC.
(Exact name of registrant as specified in its charter)

Wyoming	82-3461710
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6755 Mira Mesa Blvd., Ste 123, #187 San Diego, CA 92121
(Address of principal executive offices)

(858) 999-5818
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes. ☒ No. ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	N/A	None.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2019, there were 5,000,000 shares of Common Stock, par value $0.001 per shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SoCal Harvest, Inc.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$2,552	$7,934
Total current assets	2,552	7,934

Total assets	$2,552	$7,934

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Notes payable	$37,000	$5,000
Accounts payable	5,466	—
Accrued expenses primarily to related party	44,071	24,556

Total current liabilities	86,537	29,556

Total liabilities	86,537	29,556

Commitments and contingencies (Note 3)

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized,0 shares issued, issuable and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 65,000,000 shares authorized,5,000,000 shares issued, issuable and outstanding at September 30,2019 and December 31, 2018, respectively	5,000	5,000
Additional paid-in capital	8,000	8,000
Accumulated deficit	(96,985)	(34,622)
Total stockholders' deficit	(83,985)	(21,622)

Total liabilities and stockholders' deficit	$2,552	$7,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

SoCal Harvest, Inc.

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue, net	$—	$—	$—	$—

Operating expenses
General and administrative	30,259	6,000	60,848	19,704

Operating loss	(30,259)	(6,000)	(60,848)	(19,704)

Other income (expense)
Interest expense	(836)	(125)	(1,515)	(375)

Total other income (expense)	(836)	(125)	(1,515)	(375)

Net loss	$(31,095)	$(6,125)	$(62,363)	$(20,079)

Net loss per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding - basic	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SoCal Harvest, Inc.

Condensed Statements of Stockholders’ Deficit

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	—	$—	5,000,000	$5,000	$2,000	$(8,418)	$(1,418)
Contributions	—	—	—	—	6,000	—	6,000
Net loss	—	—	—	—	—	(7,579)	(7,579)
Balance at March 31, 2018	—	—	5,000,000	5,000	8,000	(15,997)	(2,997)
Net loss	—	—	—	—	—	(6,375)	(6,375)
Balance at June 30, 2018	—	$—	5,000,000	$5,000	$8,000	$(22,372)	$(9,372)
Net loss	—	—	—	—	—	(6,125)	(6,125)
Balance at September 30, 2018	—	$—	5,000,000	$5,000	$8,000	$(28,497)	$(15,497)

Balance at December 31, 2018	—	$—	5,000,000	$5,000	$8,000	$(34,622)	$(21,622)
Not loss	—	—	—	—	—	(6,243)	(6,243)
Balance at March 31, 2019	—	—	5,000,000	5,000	8,000	(40,865)	(27,865)
Net loss	—	—	—	—	—	(25,025)	(25,025)
Balance at June 30, 2019	—	$—	5,000,000	$5,000	$8,000	$(65,890)	$(52,890)
Net loss	—	—	—	—	—	(31,095)	(31,095)
Balance at September 30, 2019	—	$—	5,000,000	$5,000	$8,000	$(96,985)	$(83,985)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SoCal Harvest, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(62,363)	$(20,079)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable	5,466	—
Accrued expenses	679	—
Accrued expenses to related parties	18,836	18,250
Net cash used in operating activities	(37,382)	(1,829)

Cash flows from financing activities:
Contributions	—	6,000
Proceeds from note payable	32,000	—
Net cash provided by financing activities	32,000	6,000

Net increase (decrease) in cash	(5,382)	4,171

Cash at beginning of period	7,934	3,638

Cash at end of period	$2,552	$7,809

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SoCal Harvest, Inc.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SoCal Harvest, Inc. (the “Company,” “we,” “us,” “our,” or “SoCal”) is a Wyoming corporation. The business was started on November 20, 2017 and has a year end of December 31.

Mark Botsford (“Botsford”), the incorporator, sole officer and director of the Company, was issued 5,000,000 shares of common stock of the Company in exchange for an initial investment of $5,000 on November 20, 2017. See Notes 4 and 5.

Nature of Operations

Our general business strategy is to develop a harvesting program and distribution network for locally grown fruits in the Southern California region. The Company also anticipates updating and refining the business strategy as new opportunities present themselves. The Company has not yet commenced principal operations.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and has a year-end of December 31.

The unaudited financial statements of the Company for the nine month periods ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting under Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 are included in the Company’s Form S-1 as filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SoCal Harvest, Inc.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains a bank account and an escrow account with its counsel. The escrow account has no limitations.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and accrued expenses, carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update but have generated no revenues since inception.

SoCal Harvest, Inc.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2019, tax years 2017 - 2018 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period. The Company does not currently have any potential dilutive securities outstanding as of September 30, 2018 and December 31, 2018.

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net loss of $62,363 and had cash used in operating activities of $37,382 for the nine months ended September 30, 2019. As of September 30, 2019, the Company had a working capital deficit of $83,985, stockholder’s deficit of $83,985 and accumulated deficit of $96,985. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SoCal Harvest, Inc.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company expects the adoption of the ASU did not have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect the ASU to have a material effect on the Company’s results of operations and financial position, and the ASU will have no effect on cash flows.

NOTE 2 – NOTES PAYABLE

On November 20, 2017, the Company executed an unsecured promissory note with Motility Consulting, LLC (“Motility”) for $5,000. The note was funded to the Company’s escrow account held for its benefit by its attorney on November 20, 2017 and the funds were used accordingly. The note bears interest at the rate of 10% per annum. The interest has been calculated from the funding date. As of September 30, 2019, the accrued interest was $935. The note is due on demand.

On March 7, 2019, the Company executed an unsecured promissory note with Motility for $10,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of September 30, 2019, the accrued interest was $578.

On May 20, 2019, the Company executed an unsecured promissory note with Motility for $9,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of September 30, 2019, the accrued interest was $335.

On July 17, 2019, the Company executed an unsecured promissory note with Motility for $10,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of September 30, 2019, the accrued interest was $211.

On September 17 20, 2019, the Company executed an unsecured promissory note with Motility for $3,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of September 30, 2019, the accrued interest was $12.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 6, 2019, there were no pending or threatened lawsuits.

SoCal Harvest, Inc.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 4 – RELATED PARTIES TRANSACTIONS

On November 20, 2017, the Company issued 5,000,000 shares of common stock to Botsford, the sole officer and director of the Company, as founder’s shares. The shares were valued at par value of $0.001. See Notes 1 and 5.

On May 13, 2019, the Company executed an employment agreement with Mark Botsford. The agreement expires on December 31, 2022 and provides annual base compensation of $24,000.

NOTE 5 – STOCKHOLDER’S EQUITY

Preferred Stock

On November 20, 2017, the Board of Directors of the Company authorized 5,000,000 shares of “blank check” preferred stock with a par value of $0.001. The shares of preferred stock authorized have not been designated at this time.

As of September 30, 2019, there were no shares issued or outstanding.

Common Stock

On November 20, 2017, the Board of Directors of the Company authorized 65,000,000 shares of common stock with a par value of $0.001. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of September 30, 2019, there were 5,000,000 shares issued and outstanding.

NOTE 6 – CONCENTRATIONS

Concentration of Credit Risk

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of September 30, 2019. There have been no losses in these accounts through September 30, 2019.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” and similar expressions or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “SoCal Harvest,” “we,” “us,” “our,” and similar terms shall refer to SoCal Harvest, Inc., a Wyoming corporation.

Plan of Operations

SoCal Harvest, Inc. (the “Company” or “SoCal”) was incorporated in the State of Wyoming on November 20, 2017. The Company is a development stage company that plans to initially develop a harvesting program; wherein, we locate homeowners that have an abundance of fruit trees on their property and offer to maintain and harvest the fruit from the fruit trees and then sell the harvested fruit through local grocers, farmers markets and through a fruit delivery service where we deliver fresh, locally grown fruits to the clients door in the Southern California region. SoCal’s operations to date have been devoted primarily to start-up and development activities.

Working Capital

	September 30, 2019 $	December 31, 2018 $
Current assets	2,552	7,934
Current liabilities	86,537	29,556
Working capital deficit	(83,985)	(21,622)

Cash Flows

	September 30, 2019 $	September 30, 2018 $
Cash flows used in operating activities	(37,382)	(1,829)
Cash flows provided by financing activities	32,000	6,000
Cash flows used in investing activities	—	—
Net increase (decrease) in cash during period	(5,382)	4,171

Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Operating Revenues

The Company had no revenue for the three months ended September 30, 2019 or for the same period in 2018.

Cost of Revenues

The Company had no cost of revenues for the three months ended September 30, 2019 or for the same period in 2018.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, in preparation of a Registration Statement on Form S-1 and accounting expenses. For the three months ended September 30, 2019 and September 30, 2018, general and administrative expenses increased to $30,259 from $6,000 for the same period in 2018 representing an increase of $24,259 or 404%. The $24,259 increase is primarily attributable to an increase in professional fees due to the filing of the Registration Statement on Form S-1.

Other Income (Expense)

Other income (expense) consisted of interest income from third-party notes. For the three months ended September 30, 2019, there was a $836 loss from interest on the third-party notes. There was a $125 loss on interest for the same period in 2018.

Net Income (loss)

Our net loss for the three months ended September 30, 2019, was $(31,095) compared with net loss of $(6,125) for the three months ended September 30, 2018, an increase of $24,970 or 407%. The net loss is influenced by the matters discussed above.

Results for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Operating Revenues

The Company had no revenue for the nine months ended September 30, 2019 or for the same period in 2018.

Cost of Revenues

The Company had no cost of revenues for the nine months ended September 30, 2019 or for the same period in 2018.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, in preparation of a Registration Statement on Form S-1 and accounting expenses. For the nine months ended September 30, 2019 and September 30, 2018, general and administrative expenses increased to $60,848 from $19,704 for the same period in 2018 representing an increase of $51,144 or 209%. The $51,144 increase is primarily attributable to an increase in professional fees in relation to the Company filing its Registration Statement on Form S-1.

Other Income (Expense)

Other income (expense) consisted of interest income from third-party notes. For the nine months ended September 30, 2019, there was a $1,515 loss from interest on that third-party notes. There was a $375 loss on interest for the same period in 2018.

Net Income (loss)

Our net loss for the nine months ended September 30, 2019, was $(62,363) compared with net loss of $(20,079) for the nine months ended September 30, 2018, an increase of $42,284 or 210%. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties and third parties, through capital investment and borrowing of funds.

At September 30, 2019, the Company had total current assets of $2,552 compared to $7,934 at December 31, 2018. Current assets consisted primarily of cash. The decrease in current assets $5,382 was primarily attributed to an increase in corporate expenses.

At September 30, 2019, the Company had total current liabilities of $86,537 compared to $29,556 at December 31, 2018. Current liabilities consisted primarily of the accrued expenses to a related party and notes payable to third parties. The increase in our current liabilities was attributed to the increase in the amounts owed to third party of $37,000 and the increase in accrued expenses to related party of $44,071.

We had negative working capital of $83,985 as of September 30, 2019 compared to $21,622 as of December 31, 2018, an increase of $62,363 or 288%.

Cash Flow from Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $37,382 compared to $1,829 for the nine months ended September 30, 2018. The increase in the amounts of cash used for operating activities was primarily due to the increase in general and administrative expenses in relation to preparing and filing of the Registration Statement on Form S-1.

Cash Flow from Investing Activities

There were no investing activities for the nine months ended September 30, 2019 or for the nine months ended September 30, 2018.

Cash Flow from Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activity was $32,00 compared to $6,000 provided during the nine months ended September 30, 2018.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of the nine months ended September 30, 2019, the Company has a net loss of $62,363, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

Over the next 12 months, the Company plans to start developing and selling its urban harvest and sales and related products. The Company plans to begin implementing its business plan, as soon as possible, by sourcing urban fruit trees to harvest and local sources to sell the harvested fruits and begin receiving revenues. In order to continue as a going concern during the next fiscal year, the Company if it does not raise enough funds the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Future Financings.

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our business plan of harvesting unwanted fruits in major urban areas and then reselling those fruits for a profit to consumers.

Since inception, we have financed our cash flow requirements through issuance of common stock and loans to third parties. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we will need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our business model and website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Critical Accounting Policies.

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management regularly evaluates the accounting policies and estimates that are used to prepare the financial statements. A complete summary of these policies is included in Note 1 of the Company’s audited financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2019.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

None.

Subsequent Issuances:

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
31.1	Section 302 Certification of Principal Executive Officer and Financial and Accounting Officer*
32.1	Section 906 Certification of Principal Executive Officer and Financial and Accounting Officer*

*   filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOCAL HARVEST, INC.

Date: November 14, 2019	By:	Mark Botsford
	Name:	Mark Botsford
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)