Form 10-K
period 2019-12-31
SoCal Harvest, Inc.
filed 2020-03-23
CIK 1729751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

SOCAL HARVEST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	333-232156	82-3461710
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

6755 Mira Mesa Blvd., Ste 123 #187

San Diego, CA 92121

(858) 999-5818

(Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)	Emerging Growth Company [ ]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	None.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

As of February 28, 2020, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of February 28, 2020 was 5,000,000 shares of its $.01 par value common stock.

Documents incorporated by reference: None

SOCAL HARVEST, INC.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

  The availability and adequacy of our cash flow to meet our requirements;
  Economic, competitive, demographic, business and other conditions in our local and regional markets;
  Changes or developments in laws, regulations or taxes in our industry;
  Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
  Competition in our industry;
  The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
  Changes in our business strategy, capital improvements or development plans;
  The availability of additional capital to support capital improvements and development; and
  Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “HARV,” “we,” “us,” and “our,” are references to SoCal Harvest, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1. Business

Our History

We were incorporated under the laws of the State of Wyoming on November 20, 2017.

On November 20, 2017, we appointed Mark Botsford to be the President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Director of the Company.

We received our initial funding of $5,000 through the sale of common stock to our President, Mark Botsford, who purchased 5,000,000 shares of our common stock at $0.001 per share on November 20, 2017.

On January 3, 2018, we filed an Amendment to our Articles of Incorporation with the State of Wyoming to correct the amount of shares authorized from 5,000,000 shares of common stock to 65,000,000 shares of common stock and 5,000,000 shares of Preferred Stock.

Description of the Business

Our Business

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

People all over the world are organizing projects in which excess fruit from backyard trees is harvested and re-distributed through a variety of methods. Landowners often plant fruit trees with the best of intentions; however, when the fruit tree starts producing, the owners can easily be overwhelmed with the amount of fruit that those trees produce. This is even more of an issue in Southern California, where the growing conditions are fantastic for fruit trees, because the unwanted fruit will rot on or off the tree and is a significant attraction to unwanted rodents, and pests. Moreover, this is a disgraceful waste of a potential food resource of local fruits and potential profit. SoCal plans on harvesting that unwanted fruit from land owners who grow at least 200 pounds of fruit in the Southern California area, and then turn around and sell that fruit to Grocery Stores, customers of our specially crafted Fruit Chests, Juice Makers, Farmers Markets, and anyone else that would purchase the fruit from our Company. The Company would further encourage fruit growers to work with the Company through payments of either cash or through the delivery of our Fruit Chests to the fruit growers based on a percentage of the type and amount of fruits that are harvested from the fruit grower’s property. The Company also intends to donate up to fifteen percent of the fruit that is gathered to local food banks and charities as a way of giving back to the community. The Company believes that through this bifurcation between for profit and not for profit, it can increase the goodwill of our Company and encourage ever more fruit tree owners to allow us to harvest the fruit that they grow.

Another benefit of our fruit harvesting will be that the fruits that we harvest will be organic and non-genetically modified. We will have our fruit growers sign a pledge in the contract wherein they will agree not to use inorganic pesticides and we will decipher the type of fruit that is being grown in order to best label our products. We will closely analyze what fruits are ripening, when they are ripening and where they are ripening, and then we will determine the best plan of action in order to sell those fruits at the market. Our urban harvesting will be a green effort and will help urban areas realize the ability to eat locally grown and harvested fruits; this will minimize the amount of fuel and energy used in our harvested fruits transportation. People will now be able to choose locally grown fruits, instead of eating fruits that were grown hundreds of miles away that needed to be packaged, stored, labeled and shipped to grocers and distribution centers.

The Company also plans on further developing its website where local fruit growers can submit forms; wherein they indicate what type of fruits trees they have, how many they have, where they are located, and what times are best for our harvesting of the fruits. The Company’s website will also have the ability for clients to sign up for our Fruit Chest deliveries, wherein, once a week a client would be able to receive a box of mixed fruits based on the Company’s harvest. On our website we will also sell advertising space to local and national companies that are in a common area of business that we are in.

The Company will pay our fruit tree owners to work with the Company through payments or through the delivery of our Fruit Chests to the fruit growers based on a percentage of the type and amount of fruits that are harvested from the fruit grower’s property, to compensate the fruit tree owners for the maintenance and caring for the fruit tree as well as allowing us to come and harvest the fruits from those fruit trees.

Our Company will take out the inconvenience of harvesting and the potential waste from non-harvesting, of having a fruit tree or small orchard on your property. According to Florida Agriculture in the Classroom website, a mature orange tree that is properly cared for can produce up to 1,250 oranges a year! While this amount is likely more than the typical orange tree on someone’s property, even half that amount would overwhelm the most ardent orange eater. We anticipate that revenue and profit margins will vary per fruit picking season as our harvests will be priced according to what each type of fruit and its market value. The Company’s plan will be to harvest those fruits on behalf of the owners of those fruit trees and then turn them into a profit by selling them and donating a portion of our harvest to local charities and food banks.

PRODUCT & SERVICE OVERVIEW

SoCal plans on making its urban harvesting program easy on the Fruit Growers as well as the fruit purchasers. The concept behind our service is the abundance of fruit being grown by private citizens that are unable to fully harvest or use all their delicious and nutritious fruits. Some of our likely fruit grower participants will be seniors, people with disabilities, and others with approximately 200 pounds of fruit that is being grown. By focusing on those groups, we will be able to assist in keeping gardening costs down and providing an additional form of income to them throughout the year. Our goal is to market our harvesting services to these people to maximize our community impact and benefit.

Through our research in the Southern California geographical region, we have discovered that there are many small to medium sized orchards on private residences (3 trees – 10 trees). These private orchards also have a wide variety of fruits including but not limited to, Avocado, Orange, Lime, Lemon, Pomegranate, Grapefruit, Figs, Persimmons, Plums, Guava, Loquats, Apricots (apriums), and cactus fruits; all of these fruits are the Company’s possible harvest targets. With a variety of different fruits and the differing ripening seasons, we should be able to harvest year-round and provide our fruit purchasers with a rotating selection of fruits.

Once we have harvested the fruit, we plan on selling those fruits to local grocers, through our own Fruit Chests of mixed fruits that are delivered directly to our customers’ homes, at farmers markets, fruit juicers, bakeries, and anyone else who needs fresh locally grown fruits. With some of the fruits that we harvest, we will also research the possibility of creating our own products, such as our own fruit juices and jams. We also, plan on donating a portion of our harvest to local charities, and food banks in order to increase access to fresh, healthy and locally grown food for people in need.

SoCal Harvest plans on initially targeting three ways of distributing:

•	Local Grocery Stores – The Company will approach local high-end grocery stores where there is generally more ability to buy smaller amounts of fresh locally grown fruits.

•	Home Delivery Option – The Company will put together “Fruit Chests” for home delivery. These fruit chests will come in two options – 1. the Penasquitos (Mini) Fruit Chest Option that will contain about 10 fruits of at least four different varieties, and 2. the Santa Fe (Mega) Fruit Chest Option which will contain about 25 fruits of at least six different varieties.

•	Farmers Markets – The Company plans on opening stands at local farmers markets around the city and selling the harvested fruits to locals who are looking for locally grown fruits sold by a Company that is also assisting with worthy causes.

SoCal Harvest’s planned business model allows the Company to grow organically through the use of word of mouth advertising, pamphlets, email campaigns and through its future website. Additionally, to bring in other revenues the Company plans on selling advertising space on its website and potentially sending emails to customers, to companies that are in a similar space. SoCal Harvest believes that it can fill the niche space in locally grown and harvested fruits in Southern California. While building community goodwill through its donations of fresh, locally grown fruits to local charities and food banks.

DEVELOPMENT

The Company plans on hiring a graphic artist and website developer in order to create our first pamphlets and website. The pamphlets will be distributed throughout our geographically targeted area and will include a phone number and details on what we do, who we are and how to contact the Company. Our sole officer and director will be assessing several website developers and graphic artists in order to choose the best fit for our Company. Once chosen, our sole officer and director will work closely with them in order to ensure that the Company’s vision is encapsulated on both the pamphlet and its website. The Company believes that the total Website development should take about 25 - 40 hours to create a fully operational model, and that the pamphlet should take about 3-5 hours to complete. Website Development rates are structured based on the number of pages and intricacies needed; we have budgeted programming rates from $40 per hour to $80 per hour to complete our website. The Company estimates that the designing of the pamphlets will initially cost around $5,000 to $10,000 and then we will spend another $15,000 - $20,000 printing and delivering them. We anticipate the need for ongoing development and fine tuning of our website by bringing in mapping features, different fruit features, including the size and type of tree, and ripening seasons.

SERVICE FEATURES

The Company is headquartered in San Diego, California and we initially plan to begin our harvesting in the Southern California region of the United States. While our harvesting will eventually be possible throughout North America, we plan to initially concentrate our harvesting and community efforts in the Southern California region to maximize our budget, as well as to be able to create a year-round harvesting program, while working out all the potential development issues with our business plan. Our mission is to develop an easy to implement urban harvesting program with potential to expand to other cities and/or franchising opportunities in the future. This will be accomplished by designing, developing, and marketing our urban harvesting program to local communities’ needs and resources; in that way, we will intertwine with each individual area on a community by community basis. What we learn from our planned initial urban harvesting program will provide us with information to expand and develop a better more comprehensive business plan in order to best structure and layout future urban harvesting expansion to other communities.

Harvesting:

Initially to run a successful urban harvest we will need to rent a vehicle, and purchase fruit harvesting supplies. We will purchase quantities of the following items as deemed necessary and as we can afford: an orchard ladder, a fruit picker that has an extension, fruit bags or fruit baskets, cardboard boxes, hand weigh scale, pruning clippers, rake, and harvesting knives. While we plan on using some volunteers to harvest, we will rely on hiring day laborers to assist in the harvest, once we have enough trees to harvest, and as our capital permits. The Company plans on giving the volunteers and employees an orientation on how to harvest the fruits, what to look for when harvesting, what to bring on the day of the harvest, and what not to take while harvesting. On the day of the Harvest, we will provide our volunteers and employees with a map of the properties to harvest from, which will also contain other essential information such as the type of fruit, how to access the property and the fruit grower’s information. We will also contact the fruit growers the day before we go to the properties in order to remind the fruit growers that we are coming by to harvest.

Community Outreach

We will initiate our community outreach through two methods. First, we will create a pamphlet that will describe who we are as a Company and what we plan on doing; we will use that pamphlet in coordination with a canvassing effort to recruit fruit growers. The pamphlet will include a phone number and a website address, for the person receiving the pamphlet to get in contact with the Company. Our canvassers will have a thorough knowledge of the Company and its mission statement, which will allow them to fully explain what we are doing and why we are doing it. We will proceed to our targeted communities, personally deliver the informational pamphlets to potential fruit growers’ homes and speak to as many homeowners as possible to get a person to person contact and feeling of community outreach. Secondly, we will create a website that will, among numerous other things, allow people to register their trees online, by answering some simple questions about the number and types of fruits that they have on their property.

With our pamphlet delivery and canvassing method, we will require a knowledgeable individual to answer the phone. In the beginning, our sole officer and director will be doing much of this work; however, as we grow, we will hire employees to assist in answering phones, conducting intake procedures, harvesting, and packaging of the harvested fruits. While the pamphlet delivery and canvassing method may seem outdated, it also has many benefits, including being a tangible outreach to communities to show that we are actively in their neighborhoods. Moreover, it allows people without internet access or who do not use the internet the ability to get the info in print and then call an actual person who can guide them through our policies and procedures, as well as answering any questions.

Eventually we hope to become so well known that our website will be the main driver of new fruit growers signing up to the Company. We envision our website to allow us to see where the fruit trees are located, types of fruits, range of harvesting times, potential fruit ripening dates, and other potentially valuable information about our fruit grower’s property and fruits. Once our website is fully built out, we will be able to use it to create a large database that will help us in organizing and streamlining our harvesting activities; this will maximize the Company’s use of labor and to ensure that we are picking the fruits at their ripest.

Distribution

The Company plans on focusing on three main ways of distributing its harvest: Through, Local Grocery Stores, Home Delivery Options (our Fruit Chests), and through Farmer Markets. In order to distribute to local grocery stores, the Company will approach smaller and local owned grocery stores where there is more of an ability to buy fresh locally grown fruits. These grocery stores will typically be of a smaller size and possibly locally owned as compared to the national chains, which would have less ability to purchase directly from our Company.

Our Home Delivery Option will entail the Company putting together “fruit chests” for home delivery. These “fruit chests” will come in two options (to begin with) – the Penasquitos (Mini) Fruit Chest Option that will contain about 10 fruits of at least four different varieties (we estimate the sale price of this fruit chest will be about $15), and the Santa Fe (Mega) Fruit Chest Option which will contain about 25 fruits of at least six different varieties (we estimate the sale price of this fruit chest to be about $25). In order to purchase one of our “fruit chests” the customer will log into our website where they will enter their name, address, payment information and type of Fruit Chest that they would like to have delivered. Initially, we will only deliver to San Diego County; however, as demand and our Company grows, we will expand accordingly.

Lastly, we plan on setting up fruit stands at local farmers markets around the city and selling the harvested fruits to locals who are looking for locally grown fruits and a Company that is also assisting with worthy causes. By setting up at local farmers markets, we will get our brand name and company mission out to a group of customers that will likely be in line with our corporate ethos. We anticipate that by attending these local farmers markets, that our Company will also grow through a word of mouth campaign and we will gain many more customers and fruit growers from that campaign.

Donations

The Company plans on “paying it forward,” through the donation of a portion of the fruit that we harvest to local charities, food banks and others in the community. We believe that by donating a portion of fruit we harvest to people in need, that we will not only be building good will for our Company but also strengthening our community bonds and making the communities in which we work stronger. Aside from local charities and food banks, we plan on reaching out to community centers, shelters, and other local places of need.

Marketing

We believe that the most effective and efficient method of marketing is initially through our local targeting of homeowners with potential fruit trees on their properties through the use of our pamphlet and canvassing techniques. We will go to neighborhoods that we have researched in the San Diego area that have a potentially high number of fruit trees that are not likely being harvested in an efficient manner and go door to door with our pamphlet and try to speak to the home owners about our Company and mission. While we are in these neighborhoods, we will also put up posters in community centers, coffee shops and anywhere else that has a high visibility and is appropriate for such a posting.

We will use the internet to target our potential clients by building out our website and incorporating key words and search engine optimization techniques so that our website may be easily found on the internet using search engines. We plan on our website updates and additions completed soon after the completion of this offering. We will also organize a social media campaign to reach out to both potential fruit growers in our region as well as potential customers of our service.

Once we have begun operations and sales, we will further market the Company through our appearances at local farmers markets, through mailers, and possibly radio or television commercials. At present, our president will run the daily operations of the Company. Once we have established operations and revenue that will support sustaining additional team members, we plan to build a team that will communicate with both our fruit growers and our fruit purchasing customers and provide additional ongoing support. This direct interaction will provide opportunities for feedback on things that we have done well as well as things that we didn’t do as well and allow us to maintain both fruit grower and fruit purchaser customer satisfaction while nurturing our brand recognition.

Industry

Global Demand for Crops.

The world is experiencing an increase in the demand for crops as a result of increased world demand for food. The rate of global population growth, along with the rate of per-capita growth in gross domestic product (“GDP”), are the major drivers behind increased demand for crops. The United Nations projects that global population will grow by 11.6% from 6.9 billion people in 2010 to 7.7 billion people in 2020. Over the longer term, the Organisation for Economic Co-operation and Development (the “OECD”) forecasts that GDP per capita in non-OECD countries, which are largely located in less developed regions of the world, will grow over 400% from 2013 to 2060.

Global Supply of Crops.

In the past two decades, there has been a decrease in the rate of growth of the global supply of crops. Crop supply is the product of two factors: the amount of farmland in use and the productivity of that farmland. Over the past 20 years, the growth of both of these factors has slowed. According to the Food and Agriculture Organisation of the United Nations (the “UN FAO”), from 1961 – 63 through 1997 – 99 the expansion of arable land in developing countries totaled approximately 70 million acres, an increase of 25%, whereas the UN FAO expects only a 13% increase, or approximately 49 million acres, over the period from 1997 – 99 to 2030. Moreover, according to the United States Department of Agriculture (the “USDA”), U.S. cropland area declined from 445 million acres in 1997 to 396 million acres in 2012. According to the UN FAO, the rates of global yield growth for most crops have been decelerating in recent decades, while yields continue to increase. We believe additional factors, such as groundwater depletion, and pollution will continue to have a negative impact on farmland availability and productivity.

Fruit Market

According to the United States Department of Agriculture, sales of organic foods amounted to $28 billion in 2011, the most recent year for which data was available and were estimated to be $35 billion by 2014.  While the trend towards obesity has clearly been established in the United States, there has also been a countervailing trend to combat this epidemic including the exercise anti-obesity initiative put forward by the National Football League’s “Play 60” Initiative. In addition, popular media, such as successful television and internet healthy diets have brought awareness to the issue.  Part of the solution is a shift away from fattening food and towards a healthier diet.  To that end, there is a tremendous emphasis towards healthier foods, including fruits.

We anticipate continued content-labeling programs to also spur attentiveness of the importance of eating healthy foods.  The first labeling efforts began in 1990 and have only served to heighten awareness of the quality of the food.  Over the ensuing twenty plus years, various states have initiated food labeling laws, and the trend is clearly towards fuller disclosure.

Our belief is based upon the following.  Fruit production and quality outcomes are predicated upon a wide variety of factors such as soil, watering and general weather conditions among them.  These variables make Southern California, with its mild and stable climate, a wonderful place to have fruit trees; this is why so many fruit trees are planted in this geographic region. Those same variables also make those fruit trees produce fruit at a rate that most individuals with fruit trees are not able to keep up with. With an excess of fruit and the high demand for locally grown fruits, we believe that we will be able to fill an untapped niche in the market that currently exists.

OUR GROWTH STRATEGY

Once our harvest team is up and running in San Diego County, we have agreements in place with the fruit growers and the end consumers such as the purchasers of our Fruit Chests and local grocery stores, and are generating cash flow, we will look to replicate our strategy in other regions of the state and country. Although no assurances can be given, management anticipates that the demand for locally grown produce will continue to grow, and the company will be able to successfully replicate their business model in multiple locations.

In addition, we may structure our involvement in such projects as joint ventures or strategic partnerships to assure that we have adequate capital resources and expertise to undertake the expansion of operations.

Seasonality

The sale of fruits is affected by the seasonal nature of fruit production. When our harvesting occurs depends on the nature of when the fruit is ripe; therefore, we may have a quarter in which we recognize a large amount of our yearly revenue as well as quarters where our revenue is much smaller. As a result of the potential seasonal nature of our business, our working capital requirements may be greatest in certain fiscal quarters since labor and packaging costs are highest at this time.

COMPETITION

The urban harvesting space has many competitors and we consider them to be competent, and experienced; they may have greater financial, organizational and marketing resources than we do at the present time. Some of our competitors also offer a wider range of services and have greater name recognition within the marketplace. Our most similar competitor is Hungry Harvest, which is solely located on the East Coast of the United States. Hungry Harvest was founded in 2014 and started off with only 30 customers. Hungry Harvest was able to gain a large investment and financial advisor from a popular television show in 2015 and has since delivered over 500,000 pounds of produce to its customers and charities. Another major type of competitor is the urban fruit harvest charities that are located in many major cities across North America, such as Fallen Fruit, Forage Oakland, Village Harvest, and Senior Gleaners to name a few that are based in California. These charities rely almost solely on volunteers to harvest the fruit and typically work on a division of the fruit harvest wherein the fruit gets divided four ways: 25% to the grower, 25% to the harvester, 25% to itself and 25% to the charities.

Our Company is also subject to other competitive risks of early stage and commercial businesses generally, and of businesses that deal in perishable goods in particular, including competing in an environment where other companies may be better financed, organized or have more experience than the Company. See “Risk Factors.”

Patents, Trademarks and Licenses

We currently do not have any patents or trademarks and we are not party to any license, franchise, concession, or royalty agreements, or any labor contracts.

ENVIRONMENTAL AND REGULATORY MATTERS

While we do not own or lease any land, our agricultural operations may be subject to a broad range of evolving environmental laws and regulations. These laws and regulations potentially include, but are not limited to, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. These environmental laws and regulations are intended to address concerns related to air quality, storm water discharge and management and disposal of agricultural chemicals. Compliance with these laws and related regulations is an ongoing process that is not expected to have a material effect on our capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most agricultural operations, including those conducted by us, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, could result in increased compliance costs.

We seek to comply at all times with all laws and regulations and to obtain any necessary permits and licenses; we are not aware of any instances of material non-compliance. We believe our future facilities and practices will be sufficient to maintain compliance with applicable governmental laws, regulations, permits and licenses. Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

Research and Development Activities and Costs

We have not incurred any expenses and have spent no time on specialized research and development activities, in the future we plan to undertake research and development in order to refine our business plan, find places that we can be more efficient in executing our harvesting efforts, sustaining the health and production of the fruit trees, and to assist us in the selling of our fruits as further described in the Plan of Operations section.

Employees

Other than our sole Officer and Director, we have no full-time or part-time employees of our business or operations who are employed at will by the SoCal Harvest, Inc. Mr. Botsford currently dedicates five hours per week to our business affairs.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

The Accompanying Financial Statements Have Been Prepared Assuming The Company Will Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has generated no revenues, has accumulated a loss since formation and currently lacks the capital to effectively pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Risks Related to Our Business and Industry

We are in initial stages of development, have not generated any revenues and have had only minimal operational activities since inception.

We have earned not earned any revenues. In addition, we have net loss of $74,077 for the year ended December 31, 2019.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the period ended December 31, 2019. Because we have not generated any revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. The fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

To date, we have relied solely upon cash from the private sale of equity securities and loans from a third party.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. We have not identified other sources for additional funding and cannot be certain that additional funding will be available on acceptable terms, or at all. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations. Because our independent auditors have expressed doubt as to our ability to continue as a “going concern,” as reported in their report on our financial statements, our ability to raise capital may be severely hampered. Similarly, our ability to borrow any such capital may be more expensive and difficult to obtain until this “going concern” uncertainty is resolved.

Because we are small and do not have much capital, we must limit our marketing activities. As a result, even if we obtain sales those sales may not be enough to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Due to the fact we are small with very little working capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our products. We intend to generate revenue through the sale of our harvested products. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We manage our business towards the achievement of long-term growth, which may not be consistent with the short-term expectations of some investors and may cause significant fluctuations in our quarterly results.

As a company, we believe in the long term. As a public company, this will not change. If opportunities arise that might cause us to sacrifice our performance with respect to short-term financial or business metrics, but that we believe are in the best interests of our stockholders, we will take those opportunities. We plan to continue to manage our business towards the achievement of long-term growth that we believe will positively impact long-term stockholder value, and not towards the realization of short-term financial or business metrics, or short-term stockholder value.

We focus on growing our customer base by providing high quality, locally grown fruits as well as working with the growers of the fruits that we will harvest, by giving back to the community, developing new systems and expanding to new markets that will bring additional sales opportunities, and improving the efficiency of our business model from how we harvest the fruit, to delivery, to the final sales of our harvests to our customers. We prioritize relationships, with our growers, our contractors and our customers over short-term financial or business metrics. We will make decisions that reduce our short-term operating results if we believe that these decisions are consistent with our strategic objective to achieve long-term growth. These decisions may not be consistent with the short-term expectations of some investors and may cause significant fluctuations in our operating results from period to period. In addition, notwithstanding our intention to make strategic decisions that positively impact long-term stockholder value, the decisions we make may not produce the long-term benefits we expect.

Following this offering, our executive Officer, Director and principal stockholder will control a substantial portion of the combined voting power (14.3% assuming all shares are sold in this Offering) of our outstanding capital stock. As a result, he will be able to continue to exercise considerable influence and control over the establishment and implementation of our future business plans and strategic objectives, as well as control all matters submitted to our stockholders for approval. This person may manage our business in ways with which you disagree, and which may be adverse to your interests.

Because we have not earned or generated any revenues, we expect to incur operating losses for the foreseeable future.

We have not generated or earned any revenues. Prior to the full implementation of our urban harvesting business and sale of harvested fruits; we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the development of our urban harvesting business plan and sale of harvested fruits, we will fail, and you will lose your entire investment.

If, after demonstrating proof-of-concept, we are unable to establish relationships with grocers, food outlets, farmers markets and/or customers, the business will fail.

Because there may be a substantial delay between the completion of this offering and the execution of the business plan, our expenses may be increased, and it may take us longer to harvest a salable product and generate revenues. We have no way to predict when we will begin delivering our product to potential sale venues such as grocers and or farmers markets. In addition, it takes time, money, and resources to build relationships with food outlets. If these efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and the business will fail.

Our future performance is dependent on our ability to retain key personnel, loss of which would adversely affect our success and growth.

Our performance is substantially dependent on the performance of our senior management. In particular, our success depends on the continued efforts of Mark Botsford, our sole Officer and Director. The loss of his services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise. We currently have an employment agreement in place with our Officer, we executed the employment agreement on May 13, 2019, the employment agreement expires on December 31, 2022 and provides annual base compensation of $24,000. We do not have key person insurance covering his loss.

Our Products will typically have a smaller carbon footprint due to being locally grown, harvested and sold; however, our competitors may have access to economies of scale, which may make their products cheaper.

The Company believes it has identified a niche market opportunity for our business plan, of harvesting fresh fruit and vegetables on behalf of small orchard owners and then the reselling of that produce to sellers who have an ardent desire to purchase locally grown, organic and lower carbon impact products. We will compete with a number of unrelated seasonal operators of organic fruits that are spread across our target market areas.

We also face competition from producers of organic fruits and vegetables that are grown and shipped from such locations as California, Mexico, Peru and Chile. In many cases, these producers are able to grow produce year-round, but they face uncertainty related to shipping costs and delays and variations in climate, as well as environmental risks related to runoff exposure and the presence of airborne agents from surrounding farms. These other competitors will also create a larger carbon impact on the growing and delivering of their produce, due to having to package and ship their products much longer distances; whereas, we will harvest and sell our produce, typically, within the same city or county area.

When we achieve revenues, our earnings will be sensitive to fluctuations in market prices and demand for our products.

Growing conditions, particularly weather conditions such as frost, hail, windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the aggregate market supply and quality of product. In addition, demand for our products could decline, whether because of supply and quality issues or for any other reason, including products of competitors in the fruit industry that might be considered superior by consumers. An increase in the supply of comparable products in the marketplace driven from new domestic and foreign growers will lead to lower market prices, something over which we have no control. A decrease in the selling price received for our products, a decline in demand for our products, and an increase in market supply of similar products could have a material adverse effect on our business, results of operations and financial condition.

Because our business is highly seasonal, our revenue, cash flows from operations and operating results will fluctuate on a seasonal and quarterly basis.

Our business is highly seasonal. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. As a result of the seasonal nature of our business, we believe that our working capital requirements will typically be greatest in our third and fourth fiscal quarters since labor costs are highest during this time. We expect to experience, significant variability in net sales, operating cash flows and net income on a quarterly basis due to the seasonality of our business.

The prices we are able to charge customers for our products are inherently uncertain and cannot be determined in advance.

The prices for our products, particularly for what we believe will be our main harvest fruits of oranges, grapefruits and lemons, cannot be estimated at the time we harvest and deliver our products to our customers. The sales price for our harvested fruits is determined based on the volume, size, variety and grade of the fruit sold, and the average market price for that particular fruit of comparable size, variety and grade taken as a whole together. As such, we cannot guarantee that we will be able to charge any particular price for our products, until they are actually sold.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Oranges, grapefruits and lemons, what we believe will be our primary products, are vulnerable to adverse weather conditions, including frost, hail, windstorms, floods, drought and temperature extremes, which are somewhat common but difficult to predict. In addition, the crops are also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Other unfavorable growing conditions can reduce both crop size and quality. These factors can directly impact us by decreasing the quality and yields of our products, reducing our inventory and supply of the products we sell to our customers, increasing our costs and decreasing revenue and gross margins, which may have a material adverse effect on our business, results of operations and financial condition.

The company may retain independent resources or consultants due to capital constraints to help grow the business. If these resources do not perform, the company may have to cease operations and you may lose your investment

The company's management may decide due to economic reasons to retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

Our business is sensitive to fluctuations in market prices and demand for our products.

Fresh produce is highly perishable and generally must be brought to market and sold very shortly after harvest. The selling price for a certain type of produce depends on factors such as supply of and demand for such produce and the availability and quality of such produce in the market. Conditions affecting produce growth, including weather conditions such as windstorms, floods, droughts and freezes and diseases and pests, are primary factors affecting the supply and quality of diverse types of produce.

Oversupply of certain types of produce without a corresponding increase in consumer demand may decrease the prices for our products. General public concerns regarding the quality, safety or health risks associated with particular produce could reduce demand and prices for some of our products. Market demand for our products may also be adversely affected by negative publicity concerning food safety of produce produced by other produce growers in our target markets. Such negative publicity may lead to a loss of consumer confidence and a decrease in the demand and prices for our products. However, even if market prices are unfavorable, produce items which are ready to be, or have been harvested must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have a material and adverse effect on our business, results of operations and financial condition.

We may not be able to accurately predict and successfully adapt to changes in market demand.

We will plan our harvesting schedule and crop selection based on our analysis and estimate of market demand as well as regional supply. Demand for our products depends primarily on consumer-related factors such as demographics, local preferences, local supply, and food consumption trends, macroeconomic factors such as the condition of the economy and the level of consumer confidence, as well as seasonal factors such as weather and festivities. To be competitive, we must continually monitor and adapt to the changing market demand. Our failure or inability to follow or adapt to changes in market demand in a timely manner, if at all, may have a material and adverse effect on our business and our results of operation.

We are subject to the risk of product contamination and product liability claims as well as negative publicity associated with food safety issues.

Consumption of fresh produce poses potential risks to human health. Harm to the health of consumers may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growth, storage, handling or transportation phases. Consumption of our products may cause harm to the health of consumers in the future and we may be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or discomfort could adversely affect our reputation with existing and potential customers and our corporate and brand image.

We will partially rely on volunteers to harvest the fruit that we plan on selling and donating as per our business plan.

As we are mainly a for-profit business it could be difficult for us to find enough volunteers to effectively harvest the fruits. If we do not find enough volunteers, especially in the early stages of development, we will have to expend more capital in the hiring of the day laborers. While we plan on using volunteers to harvest, we will also hire day laborers to assist in the harvest, once we have enough trees to harvest. There is no guarantee that we will be successful in finding enough volunteers to harvest our fruit in order to keep our capital costs lower.

As our business grows, we will need to attract additional managerial employees which we might not be able to do.

Mr. Mark Botsford is our President, Secretary Treasurer, and sole Director. In order to grow and implement our business plan, we would need to add managerial talent in sales, community outreach, and marketing to support our business plan. There is no guarantee that we will be successful in adding such managerial talent.

Should we lose the services of Mark Botsford, our founder, President, Secretary, Treasurer and sole Director, our financial condition and proposed expansion may be negatively impacted.

Our future depends on the continued contributions of Mark Botsford, our founder, President, Secretary, Treasurer and sole Director, who would be difficult to replace. The services of Mr. Botsford are critical to the management of our business and operations. We do not maintain key man life insurance on Mr. Botsford. Should we lose the services of Mr. Botsford and be unable to replace his services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

Because we do not have an audit or compensation committee, shareholders will have to rely on the sole member of our Board of Directors, who is not considered independent, to perform these functions as he is also an officer of the Company.

We do not have an audit or compensation committee or Board of Directors as a whole that is composed of independent Directors. These functions are performed by our sole Director. Because our Director is not independent, there is a potential conflict between his or our interests and our shareholders’ interests since Mark Botsford, our sole board member is also our President, Secretary and Treasurer who will participate in discussions concerning management compensation and audit issues that may affect management decisions. Until we have an audit committee or independent Directors, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including Securities Exchange Commission (the “SEC”) regulations and NASDAQ Market rules, are creating uncertainty for companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Implications of Being an Emerging Growth Company.

As a company with less than one billion USD in revenue during its last fiscal year, we qualify as an "emerging growth company" as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

-	A requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis included in an initial public offering registration statement;
-	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;
-	an exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal controls over financial reporting;
-	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
-

an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and

-	reduced disclosure about the emerging growth company's executive compensation arrangements.

An emerging growth company is also exempt from Section 404(b) of Sarbanes Oxley which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

-	the first fiscal year following the fifth anniversary of this offering,
-	the first fiscal year after our annual gross revenues are $1 billion or more,
-	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or
-	as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

The Company will elect to take advantage of the extended transition period for complying with new or revised accounting standards under section 102(b)(1).

This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election the financial statements may not be comparable to companies that comply with public company effective dates.

The lack of public company experience of our management could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Mr. Botsford lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our CEO has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, in which event you could lose your entire investment in our company.

RISKS RELATING TO OUR COMMON SHARES

Because we are considered to be a "shell company" under applicable securities rules, investors may not be able to rely on the resale exemption provided by Rule 144 of the Securities Act. As a result, investors may not be able to re-sell our shares and could lose their entire investment. We are also, subject to additional disclosure requirements if we acquire or dispose of significant assets in the course of our business. We will incur additional costs in meeting these requirements, which will adversely impact our financial performance and, therefore, the value of your investment.

We are considered to be a "shell company" under Rule 405 of Regulation C of the Securities Act. A "shell company" is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. As a result, our investors are not allowed to rely on Rule 144 of the Securities Act for a period of one year from the date that we cease to be a shell company. Because investors may not be able to rely on an exemption for the resale of their shares other than Rule 144, and there is no guarantee that we will cease to be a shell company, they may not be able to re-sell our shares in the future and could lose their entire investment as a result.

Because we are considered to be a "shell company" under Rule 405 of Regulation C of the Securities Act, we are also, subject to additional disclosure requirements if we entered into a transaction which results in a significant acquisition or disposition of assets. In such a situation, we must provide prospectus-level, detailed disclosure regarding the transaction, as well as detailed financial information. In order to comply with these requirements, we will incur additional legal and accounting costs, which will adversely impact our results of operations. As a result, the value of an investment in our shares may decline as a result of these additional costs.

Rule 144 safe harbor is unavailable for the resale of shares issued by us unless and until we have ceased to be a shell company and have satisfied the requirements of rule 144(i)(1)(2).

The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Accordingly, the securities in this offering can only be resold through registration under the Securities Act, meeting the safe harbor provisions of paragraph (i) of Rule 144, or in reliance upon Section 4(1) of the Securities Act of 1933 for non-affiliates.

Pursuant to Rule 144, one year must elapse from the time a "shell company", as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a "shell company" and files Form 10 information with the SEC, during which time the issuer must remain current in its filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule 144.

The term "Form 10 information" means the information that is required by SEC Form 10, to register under the Exchange Act each class of securities being sold under Rule 144. The Form 10 information is deemed filed when the initial filing is made with the SEC. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Because we are a “shell company” the holders of our restricted securities will not be able to sell their securities in reliance on Rule 144 and we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, until we cease being a “shell company”

We are a “shell company” as that term is defined by the applicable federal securities laws. Specifically, because of the nature and amount of our assets and our very limited operations, pursuant to applicable federal rules, we are considered a “shell company”. Applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. This restriction may have potential adverse effects on future efforts to form additional capital through unregistered offerings. Another implication of us being a shell company is that we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, a short form of registration to register securities issued to employees and consultants under an employee benefit plan. As result, one year after we cease being a shell company, assuming we are current in our reporting requirements with the Securities and Exchange Commission and have filed current “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company for a period of not less than 12 months, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us to cease being a “shell company” we must have more than nominal operations and more that nominal assets or assets which do not consist solely of cash or cash equivalents. Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares if and when applicable restrictions against resale expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

We may issue additional common shares in the future, which would reduce our current investors’ percentage of ownership and which may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 65,000,000 shares of common stock, of which 5,000,000 shares are issued and outstanding. The future issuance of additional shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock. Additionally, the terms of any preferred stock that we might issue may substantially dilute the voting rights of our then-current stockholders or may require us to pay significant dividends before any distributions may be made to our other stockholders.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Our common stock will be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities will be limited, which will make transactions in our stock cumbersome, which may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares thus causing a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the OTC Markets after the registration statement relating to this Prospectus is declared effective by the SEC. We do not yet have a market maker who has agreed to file such an application. If for any reason our common stock is not quoted on the Over-the-Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so. There is no assurance that a market maker will file an application for quotation of our stock, or that such an application, if filed, will be accepted.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates, and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board or other Over-the-Counter market following this offering and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;
•	our announcements of the acquisition of assets and achievement of milestones, or the inability to so acquire assets or achieve milestones;
•	our relationships with other companies or capital commitments;
•	additions or departures of key personnel;
•	sales of capital stock or termination of stock transfer restrictions;
•	changes in financial estimates by securities analysts, if any; and
•	fluctuations in stock market price and volume

Voting control of our common stock is possessed by Mark Botsford. This concentration of ownership could discourage or prevent a potential takeover of SoCal Harvest, Inc. that might otherwise result in your receiving a premium over the market price for your common stock.

The voting control of our common stock is possessed by Mark Botsford, our President, Chief Executive Officer, Treasurer and Director, who was issued 5,000,000 shares, or 100%, of our common stock for $5,000 in the year 2017. Holders of our common stock are entitled to one non-cumulative vote on all matters submitted to our stockholders. The result of this concentration of ownership and voting control is that Mark Botsford has the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of the Company that might otherwise result in your receiving a premium over the market price for your common stock. After this Offering, assuming all of the shares in this Offering are sold, which there can be no guarantee, Mr. Botsford will still retain 14.3% ownership and control in the Company.

Our articles of incorporation provide for indemnification of Officers and Directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of Officers and/or Directors.

Our articles of incorporation and applicable Wyoming law provide for the indemnification of our Directors, Officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.

We will also bear the expenses of such litigation for any of our Directors, Officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a Director, Officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a Director, Officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our offices are currently located at 6755 Mira Mesa Blvd., Ste 123 #187 San Diego, CA 92121. Our telephone number is (858) 999-5818. We believe that these offices are adequate for our purposes. We do not own any real property or significant assets. Management believes that this office space will meet our needs for the next 12 months.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

As of February 28, 2020, there is no public market for our common stock. We intend to contact an authorized OTC Markets market-maker for sponsorship of our securities on the OTC Markets.

The Company’s Stock Transfer Agent is West Coast Stock Transfer, Inc. which is located at 721 N. Vulcan Ave., Ste 205, Encinitas, CA 92024 and its phone number is (619) 664-4780.

Record Holders

As of December 31, 2019, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by one (1) holder of record.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

  a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
  a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
  a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
  a toll-free telephone number for inquiries on disciplinary actions;
  definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and, such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

  the bid and offer quotations for the penny stock;
  the compensation of the broker-dealer and its salesperson in the transaction;
  the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
  monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 65,000,000 shares of common stock, $0.001 par value per share (“Common Stock”), and 5,000,000 shares of preferred stock, par value $0.001.

Equity Compensation Plans

We do not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

We do not have any outstanding warrants, options or convertible securities.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2019.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results for the year ended December 31, 2019 compared to the year ended December 31, 2018

Operating Revenues

The Company did not have revenue for the years ended December 31, 2019 and 2018.

Cost of Revenues

The Company did not have cost of revenues for the years ended December 31, 2019 and 2018.

General and Administrative Expenses

For the year ended December 31, 2019, there were $71,617 in general and administrative expenses compared to $25,704 for the year ended December 31, 2018. The primary expenses in 2019 were for professional services.

Net Loss

The net loss for the year ended December 31, 2019 was $74,077 compared to $26,204 for the year ended December 31, 2018.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At December 31, 2019, the Company had total current assets of $2,484 compared to $7,934 at December 31, 2018. Current assets consisted primarily of cash. At December 31, 2019, the Company had total current liabilities of $98,183 compared to $29,556 at December 31, 2018. Current liabilities consisted primarily of the accrued expenses, due to related party and notes payable to a third party. The increase in our current liabilities was attributed to the increase in amounts owed to related party and notes payable to a third party.

We had negative working capital of $95,699 as of December 31, 2019.

Cash flow from Operating Activities

During the year ended December 31, 2019, cash used in operating activities was $37,450 compared to $1,704 for the year ended December 31, 2018. The increase in the amounts of cash used in operating activities was primarily due to the increase in accounts payable of $10,166 and accrued expenses to related parties of $25,782.

Cash flow from Financing Activities

For the year ended December 31, 2019, cash provided by financing activity was $32,000 compared to $6,000 provided during the year ended December 31, 2018.

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net loss of $74,077 and had cash used in operating activities of $37,450 for the year ended December 31, 2019. As of December 31, 2019, the Company had a working capital deficit of $95,699, stockholders’ deficit of $95,699 and accumulated deficit of $108,699. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplemental Data

SOCAL HARVEST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and Stockholder of SoCal Harvest, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SoCal Harvest, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related statements of operations, stockholder’s deficit and cash flows for the years ended December 31, 2019 and 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since inception, has a working capital deficit, negative cash flows from operations and a stockholder’s and accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 23, 2020

We have served as the Company’s auditor since 2019.

SoCal Harvest, Inc.

Balance Sheets

December 31,

	2019	2018
ASSETS
Current assets
Cash	$2,484	$7,934
Total current assets	2,484	7,934

Total assets	$2,484	$7,934

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Notes payable	$37,000	$5,000
Accounts payable	10,167	—
Accrued expenses primarily to related party	51,016	24,556

Total current liabilities	98,183	29,556

Total liabilities	98,183	29,556

Commitments and contingencies (Note 3)

Stockholder's deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized. 0 shares issued, issuable and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value, 65,000,000 shares authorized, 5,000,000 shares issued, issuable and outstanding at December 31, 2019 and 2018, respectively	5,000	5,000
Additional paid-in capital	8,000	8,000
Accumulated deficit	(108,699)	(34,622)
Total stockholder's deficit	(95,699)	(21,622)

Total liabilities and stockholder's deficit	$2,484	$7,934

The accompanying notes are an integral part of these financial statements.

SoCal Harvest, Inc.

Statements of Operations

For the Years Ended December 31,

	2019	2018

Revenue, net	$—	$—

Operating expenses
General and administrative	71,617	25,704

Operating loss	(71,617)	(25,704)

Other income (expense)
Interest expense	(2,460)	(500)

Total other income (expense)	(2,460)	(500)

Net loss	$(74,077)	$(26,204)

Net loss per share - basic	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SoCal Harvest, Inc.

Statement of Stockholder's Deficit

December 31, 2019 and 2018

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	—	$—	5,000,000	$5,000	$2,000	$(8,418)	$(1,418)
Contributions	—	—	—	—	6,000	—	6,000
Net loss	—	—	—	—	—	(26,204)	(26,204)
Balance at December 31, 2018	—	$—	5,000,000	$5,000	$8,000	$(34,622)	$(21,622)
Net loss	—	—	—	—	—	(74,077)	(74,077)
Balance at December 31, 2019	—	$—	5,000,000	$5,000	$8,000	$(108,699)	$(95,699)

The accompanying notes are an integral part of these financial statements.

SoCal Harvest, Inc.

Statements of Cash Flows

For the Years Ended December 31,

	2019	2018
Cash flows from operating activities:
Net loss	$(74,077)	$(26,204)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable	10,167	—
Accrued expenses to related parties	26,460	24,500
Net cash used in operating activities	(37,450)	(1,704)

Cash flows from financing activities:
Contributions	—	6,000
Proceeds from note payable	32,000	—
Net cash provided by financing activities	32,000	6,000

Net increase (decrease) in cash	(5,450)	4,296

Cash at beginning of year	7,934	3,638

Cash at end of year	$2,484	$7,934

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SoCal Harvest, Inc.

Notes to Financial Statements

December 31, 2019

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

SoCal Harvest, Inc.

Notes to Financial Statements

December 31, 2019

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

Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2019, tax years 2017 - 2019 remain open for IRS audit and the Company has not filed any tax returns since inception.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period. The Company does not currently have any potential dilutive securities outstanding as of December 31, 2019 and 2018.

Going Concern

The accompanying financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net loss of $74,077 and had cash used in operating activities of $37,450 for the year ended December 31, 2019. As of December 31, 2019, the Company had a working capital deficit of $95,699, stockholders’ deficit of $95,699 and accumulated deficit of $108,699. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SoCal Harvest, Inc.

Notes to Financial Statements

December 31, 2019

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company adopted the ASU and it did not have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities.

NOTE 2 – NOTES PAYABLE

On November 20, 2017, the Company executed an unsecured promissory note with Motility Consulting, LLC (“Motility”) for $5,000. The note was funded to the Company’s escrow account held for its benefit by its attorney on November 20, 2017 and the funds were used accordingly. The note bears interest at the rate of 10% per annum. The interest has been calculated from the funding date. As of December 31, 2019, the accrued interest was $1,063. The note is due on demand.

On March 7, 2019, the Company executed an unsecured promissory note with Motility for $10,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of December 31, 2019, the accrued interest was $833.

On May 20, 2019, the Company executed an unsecured promissory note with Motility for $9,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of December 31, 2019, the accrued interest was $565.

On July 17, 2019, the Company executed an unsecured promissory note with Motility for $10,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of December 31, 2019, the accrued interest was $467.

On September 17, 2019, the Company executed an unsecured promissory note with Motility for $3,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of December 31, 2019, the accrued interest was $88.

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

On May 13, 2019, the Company executed an employment agreement with Mark Botsford. The agreement expires on December 31, 2022 and provides annual base compensation of $24,000. As of December 31, 2019, and 2018, the Company owed Mr. Botsford $48,000 and $24,000, respectively.

SoCal Harvest, Inc.

Notes to Financial Statements

December 31, 2019

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

On November 20, 2017, the Board of Directors of the Company authorized 5,000,000 shares of “blank check” preferred stock with a par value of $0.001. The shares of preferred stock authorized have not been designated at this time.

As of December 31, 2019, there were no shares issued or outstanding.

Common Stock

On November 20, 2017, the Board of Directors of the Company authorized 65,000,000 shares of common stock with a par value of $0.001. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of December 31, 2019, there were 5,000,000 shares issued and outstanding.

NOTE 6 – CONCENTRATIONS

Concentration of Credit Risk

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2019. There have been no losses in these accounts through December 31, 2019.

NOTE 7 – INCOME TAX

As of December 31, 2019, and 2018, the Company has estimated net operating loss carryforwards of $108,699 and $34,622, respectively. The carryforwards expire through the year 2039. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company has not filed a tax return since inception.

The Company’s tax expense does not differ from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes for fiscal year 2019 and 2018), as follows:

	December 31,
	2019	2018
Tax expense (benefit) at the statutory rate	$(15,556)	$(5,503)
State income taxes, net of federal income tax benefit	—	—
Change in valuation allowance	15,556	5,503
Total	$—	$—

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

SoCal Harvest, Inc.

Notes to Financial Statements

December 31, 2019

NOTE 7 – INCOME TAX (CONTINUED)

The tax years 2019 and 2018 remains to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$21,840	$7,271
Timing differences	—	—
Total gross deferred tax assets	21,840	7,271
Less: Deferred tax asset valuation allowance	(21,840)	(7,271)
Total net deferred taxes	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2019 and 2018 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $21,840 and $7,271 as of December 31, 2019 and 2018, respectively.

NOTE 8 – SUBSEQUENT EVENTS

On January 10, 2020, the Company executed an unsecured promissory note with Motility for $10,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is not effective based on those criteria due to the material weaknesses as described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Part III

Item 10. Director and Executive Officer

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officers:

Name and Business Address	Age	Position	Director Since
Mark Botsford	45	President, CEO, Treasurer, CFO, and Director	November 20, 2017

Mark Botsford has held the offices/positions since the inception of the Company, and he is expected to hold said offices/positions until the next annual meeting of the shareholders. The person named above is the Company’s only Officer, Director, promoter and control person.

Background Information about The Company’s Officer and Director

Mark Botsford, Age 45 – our CEO, CFO, Secretary and Director; is the founder and the Managing Director of Seabridge Holdings  LLC Wyoming, since February 2017, where his roles includes researching investment opportunities, conducting due diligence and managing operations. Since 2012, Mr. Botsford also works an independent technology and management consultant, focusing his individual practice on startup companies; wherein, he focuses on solving client issues, creating value, promoting growth, putting in place good procedures, as well as helping organize bookkeeping and other financial systems. Mr. Botsford offers general IT advice, such as how to effectively use IT to meet business objectives, overcoming problems, improving structures and finding efficiencies. He offers his consulting services to private corporations in the areas of equity funding, strategic planning and technology deployment.

Mr. Botsford has not held any other Directorships in the past five years

Mr. Botsford has not been involved in any legal proceedings in the past ten years.

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Wyoming Business Corporations Act. Officers are appointed by our Board of Directors and hold office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

Identification of Significant Employees

Mark Botsford is an officer and director of the Company who serves on a full-time basis. Other than our officer and directors, we currently have no employees. None of the employees are represented by a labor union for purposes of collective bargaining.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii.	Engaging in any type of business practice; or
iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
i.	Any Federal or State securities or commodities law or regulation; or
ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current member of the Board of Directors lacks sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

Item 11. Executive Compensation

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended December 31, 2019 and 2018:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Mark Botsford, CEO	2019	$24,000	Nil	Nil	Nil	Nil	Nil	Nil	$24,000
	2018	$0	Nil	Nil	Nil	Nil	Nil	Nil	$0

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End: Include the following language and chart:

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Mark Botsford	—	—	—	—	—	—	—	—	—

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2019 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(2)
Mark Botsford, CEO, CFO, Director 6755 Mira Mesa Blvd., Ste 123 #187 San Diego, CA 92121	Common Stock	5,000,000	100%
Officers and/or Directors as a Group		5,000,000	100%

1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table
2)	Based on 5,000,000 issued and outstanding shares of common stock as of December 31, 2019.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mark Botsford is not an independent director because he is an executive officer of the Company.

Related Party Transactions

On November 20, 2017, the Company issued 5,000,000 shares of common stock to Botsford, the sole officer and director of the Company, as founder’s shares in exchange for an initial cash contribution of $5,000.

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•      Disclosing such transactions in reports where required;

•      Disclosing in any and all filings with the SEC, where required;

•      Obtaining disinterested directors consent; and

•      Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accounting Fees and Services

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees	$11,000	$9,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$11,000	$9,000

Audit Fees

During the fiscal years ended December 31, 2019, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2019.

During the fiscal year ended December 31, 2018, we incurred approximately $9,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2018.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018, for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2019, and 2018 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15. Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 17, 2019 as part of the Company’s Form S-1 Registration Statement.
3.1(a)	Amended Articles of Incorporation
3.2	Bylaws	Filed with the SEC on June 17, 2019 as part of the Company’s Form S-1 Registration Statement.
10.01	Form of Growers Agreement	Filed with the SEC on June 17, 2019 as part of the Company’s Form S-1 Registration Statement.
10.02	Form of Harvesters Agreement	Filed with the SEC on June 17, 2019 as part of the Company’s Form S-1 Registration Statement.
10.03	Employment Agreement by and between the Company and Mark Botsford, dated May 13, 2019	Filed with the SEC on June 17, 2019 as part of the Company’s Form S-1 Registration Statement.
10.04	Promissory Note by and between the Company and Motility LLC, dated November 20, 2017	Filed with the SEC on June 17, 2019 as part of the Company’s Form S-1 Registration Statement.
10.05	Promissory Note by and between the Company and Motility LLC, dated March 7, 2019	Filed with the SEC on July 25, 2019 as part of the Company’s Amended Form S-1 Registration Statement.
10.06	Promissory Note by and between the Company and Motility LLC, dated May 20, 2019	Filed with the SEC on August 27, 2019 as part of the Company’s Amended Form S-1 Registration Statement.
10.07	Promissory Note by and between the Company and Motility LLC, dated July 17, 2019	Filed with the SEC on August 27, 2019 as part of the Company’s Amended Form S-1 Registration Statement.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2020

SoCal Harvest, Inc.

/s/ Mark Botsford

By: Mark Botsford

Its: President, CFO, Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

March 23, 2020

/s/ Mark Botsford

By: Mark Botsford

Its: Director