Form 10-Q
period 2020-03-31
SoCal Harvest, Inc.
filed 2020-06-29
CIK 1729751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Former name, former address, and former fiscal year, if changed since last report

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 24, 2020, there were 5,000,000 shares of Common Stock, par value $0.001 per shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SoCal Harvest, Inc.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$550	$2,484
Total current assets	550	2,484

Total assets	$550	$2,484

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Notes payable	$50,000	$37,000
Accounts payable	10,682	10,167
Accrued expenses primarily to related party	58,178	51,016

Total current liabilities	118,860	98,183

Total liabilities	118,860	98,183

Commitments and contingencies (Note 3)

Stockholder's deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized.
0 shares issued, issuable and outstanding at March 31, 2020
and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 65,000,000 shares authorized,
5,000,000 shares issued, issuable and outstanding at March 31,
2020 and December 31, 2019, respectively	5,000	5,000
Additional paid-in capital	8,000	8,000
Accumulated deficit	(131,310)	(108,699)
Total stockholder's deficit	(118,310)	(95,699)

Total liabilities and stockholder's deficit	$550	$2,484

The accompanying notes are an integral part of these unaudited condensed financial statements.

SoCal Harvest, Inc.

Condensed Statements of Operations

For the Three Months Ended March 31,

(unaudited)

	2020	2019

Revenue, net	$—	$—

Operating expenses
General and administrative	21,449	6,050

Operating loss	(21,449)	(6,050)

Other income (expense)
Interest expense	(1,162)	(193)

Total other income (expense)	(1,162)	(193)

Net loss	$(22,611)	$(6,243)

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SoCal Harvest, Inc.

Condensed Statements of Stockholder’s Deficit

March 31, 2020

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	—	$—	5,000,000	$5,000	$8,000	$(34,622)	$(21,622)
Net loss	—	—	—	—	—	(6,243)	(6,243)
Balance at March 31, 2019	—	$—	5,000,000	$5,000	$8,000	$(40,865)	$(27,865)

Balance at December 31, 2019	—	$—	5,000,000	$5,000	$8,000	$(108,699)	$(95,699)
Not loss	—	—	—	—	—	(22,611)	(22,611)

Balance at March 31, 2020	—	$—	5,000,000	$5,000	$8,000	$(131,310)	$(118,310)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SoCal Harvest, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(22,611)	$(6,243)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable	515	—
Accrued expenses primarily to related parties	7,162	6,193
Net cash used in operating activities	(14,934)	(50)

Cash flows from financing activities:
Proceeds from note payable	13,000	10,000
Net cash provided by financing activities	13,000	10,000

Net increase (decrease) in cash	(1,934)	9,950

Cash at beginning of year	2,484	7,934

Cash at end of year	$550	$17,884

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SoCal Harvest, Inc.

Notes to Condensed Financial Statements

March 31, 2020

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

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting under Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

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

Notes to Condensed Financial Statements

March 31, 2020

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

Income Taxes

The Company adopted the provisions of ASC 740, “Income Taxes.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2020, tax years 2017 - 2019 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period. The Company does not currently have any potential dilutive securities outstanding as of March 31, 2020 and 2019.

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net loss of $22,611 and had cash used in operating activities of $14,934 for the three months ended March 31, 2020. As of March 31, 2020, the Company had a working capital deficit of $118,311, stockholders’ deficit of $118,310 and accumulated deficit of $131,310. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SoCal Harvest, Inc.

Notes to Condensed Financial Statements

March 31, 2020

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

NOTE 2 – NOTES PAYABLE

On November 20, 2017, the Company executed an unsecured promissory note with Motility Consulting, LLC (“Motility”) for $5,000. The note was funded to the Company’s escrow account held for its benefit by its attorney on November 20, 2017 and the funds were used accordingly. The note bears interest at the rate of 10% per annum. The interest has been calculated from the funding date. As of March 31, 2020, the accrued interest was $1,189. The note is due on demand.

On March 7, 2019, the Company executed an unsecured promissory note with Motility for $10,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of March 31, 2020, the accrued interest was $1,086.

On May 20, 2019, the Company executed an unsecured promissory note with Motility for $9,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of March 31, 2020, the accrued interest was $793.

On July 17, 2019, the Company executed an unsecured promissory note with Motility for $10,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of March 31, 2020, the accrued interest was $719.

On September 17, 2019, the Company executed an unsecured promissory note with Motility for $3,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of March 31, 2020, the accrued interest was $164.

On January 13, 2020, the Company executed an unsecured promissory note with Motility for $10,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of March 31, 2020, the accrued interest was $219.

On March 23, 2020, the Company executed an unsecured promissory note with Motility for $3,000. The note has interest of 10% and is payable on demand. The note was funded to the Company’s attorney’s escrow account. As of March 31, 2020, the accrued interest was $8.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 24, 2020, there were no pending or threatened lawsuits.

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

As of March 31, 2020, the Company owed Botsford $54,000 and $48,000 as of March 31, 2020 and December 31, 2019, respectively.

SoCal Harvest, Inc.

Notes to Condensed Financial Statements

March 31, 2020

(unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

On November 20, 2017, the Board of Directors of the Company authorized 5,000,000 shares of “blank check” preferred stock with a par value of $0.001. The shares of preferred stock authorized have not been designated at this time.

As of March 31, 2020, there were no shares issued or outstanding.

Common Stock

On November 20, 2017, the Board of Directors of the Company authorized 65,000,000 shares of common stock with a par value of $0.001. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of March 31, 2020, there were 5,000,000 shares issued and outstanding.

NOTE 6 – CONCENTRATIONS

Concentration of Credit Risk

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of March 31, 2020. There have been no losses in these accounts through March 31, 2020.

NOTE 7 – SUBSEQUENT EVENTS

On April 9, 2020, the Company executed an unsecured promissory note with Motility for $11,000. The note has interest of 10% and is payable on demand.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “SoCal Harvest,” “we,” “us,” “our,” and similar terms shall refer to SoCal Harvest, Inc., a Wyoming corporation.

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

Working Capital

	March 31, 2020 $	December 31, 2019 $
Current assets	550	2,484
Current liabilities	118,860	98183
Working capital deficit	(118,310)	(95,699)

Cash Flows

	March 31, 2020 $	March 31, 2019 $
Cash flows used in operating activities	(14,934)	(50)
Cash flows provided by financing activities	13,000	10,000
Cash flows used in investing activities	—	—
Net increase (decrease) in cash during period	(1,934)	9,950

Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Operating Revenues

The Company had no revenue for the three months ended March 31, 2020 or for the same period in 2019.

Cost of Revenues

The Company had no cost of revenues for the three months ended March 31, 2020 or for the same period in 2019.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, in preparation of a Registration Statement on Form S-1 and accounting expenses. For the three months ended March 31, 2020 and March 31, 2019, general and administrative expenses increased to $21,449 from $6,050 for the same period in 2019 representing an increase of $15,399 or 255%. The $15,399 increase is primarily attributable to an increase in professional fees due to being a Reporting SEC Company and filing the annual as well as paying other year end expenses.

Other Income (Expense)

Other income (expense) consisted of interest income from third-party notes. For the three months ended March 31, 2020, there was a $1,162 loss from interest on the third-party notes. There was a $193 loss on interest for the same period in 2019.

Net Income (loss)

Our net loss for the three months ended March 31, 2020, was $(22,611) compared with net loss of $(6,243) for the three months ended March 31, 2019, an increase of $16,368 or 262%. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties and third parties, through capital investment and borrowing of funds.

At March 31, 2020, the Company had total current assets of $550 compared to $2,484 at December 31, 2019. Current assets consisted primarily of cash. The decrease in current assets $1,934 was primarily attributed to an increase in corporate expenses.

At March 31, 2020, the Company had total current liabilities of $118,860 compared to $98,183 at December 31, 2019. Current liabilities consisted primarily of the accrued expenses to a related party and notes payable to third parties. The increase in our current liabilities was attributed to the increase in the amounts owed to third party of $50,000 and the increase in accrued expenses to related party of $58,178.

We had negative working capital of $118,310 as of March 31, 2020 compared to $95,699 as of December 31, 2019, an increase of $22,611 or 24%.

Cash Flow from Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $14,934 compared to $50 for the three months ended March 31, 2019. The increase in the amounts of cash used for operating activities was primarily due to the increase in professional fees due to being a Reporting SEC Company and filing the annual as well as paying other year end expenses.

Cash Flow from Investing Activities

There were no investing activities for the three months ended March 31, 2020 or for the three months ended March 31, 2019.

Cash Flow from Financing Activities

During the three months ended March 31, 2020, cash provided by financing activity was $13,000 compared to $10,000 provided during the three months ended March 31, 2019.

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

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of the three months ended March 31, 2020, the Company has a net loss of $22,611, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2020.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

Subsequent Issuances:

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit	Description
31.1	Section 302 Certification of Principal Executive Officer*
32.1	Section 906 Certification of Principal Executive Officer*

*   filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOCAL HARVEST, INC.

Date: June 29, 2020	By:	Mark Botsford
	Name:	Mark Botsford
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)